Form 10-K
period 2007-12-31
Wachovia Auto Owner Trust 2007-A
filed 2008-03-28
CIK 1403702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number of Issuing Entity: 333-138043-02
WACHOVIA AUTO OWNER TRUST 2007-A
(Exact Name of Issuing Entity as Specified in its Charter)
WDS Receivables LLC
(Exact Name of Depositor as Specified in its Charter)
Wachovia Bank, National Association
(Exact Name of Sponsor as Specified in its Charter)
DELAWARE
(State or Other Jurisdiction of Incorporation or Organization)
c/o Wilmington Trust Company
as Owner Trustee
1100 North Market Street
Wilmington, Delaware 19890-1605
Attn: Corporate Trust Administration
(Address of Principal Executive Offices)
(302) 636-6000
(Registrant’s telephone number, including area code)
20-5171746
(I.R.S. Employer Identification No.)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes       ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes       ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes     ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.
Documents incorporated by reference: None

PART I
PART II
PART III
PART IV
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except of Certain Derivative Instruments (Information Regarding Significant Enhancement Providers).
Item 1115(b) of Regulation AB. Certain Derivative Instruments (Financial Information).
Item 1117 of Regulation AB. Legal Proceedings.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Item 1123 of Regulation AB. Servicer Compliance Statement
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 33.1
Exhibit 33.2
Exhibit 34.1
Exhibit 34.2
Exhibit 35.1

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.OTHER INFORMATION
None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Not Applicable
(a)(2) Not Applicable
(a)(3) As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 3.1	Operating Agreement of WDS Receivables LLC entered into on February 27, 2006.*

Exhibit Number	Description
Exhibit 4.1	Indenture, dated as of June 1, 2007, between Wachovia Auto Owner Trust 2007-A (the “Issuing Entity”) and U.S. Bank National Association (the “Indenture Trustee”).**

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of June 1, 2007, between WDS Receivables LLC (the “Registrant”) and Wilmington Trust Company, as Owner Trustee.**

Exhibit 31.1	Certificate of the Senior Officer in Charge of the Servicing Function of the Servicer pursuant to Rule 15d.14(d).

Exhibit 33.1	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Wachovia Bank, National Association.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Wachovia Bank, National Association.

Exhibit 34.1	Report of Independent Registered Public Accounting Firm.

Exhibit 34.2	Report of Independent Registered Public Accounting Firm.

Exhibit 35.1	Annual Servicer Compliance Statement for the year ended December 31, 2007 of Wachovia Bank, National Association.

Exhibit 99.1	Sale and Servicing Agreement, dated as of June 1, 2007, among the Issuing Entity, the Registrant, the Indenture Trustee and Wachovia Bank, National Association, as Master Servicer.**

Exhibit 99.2	Administration Agreement, dated as of June 1, 2007, among the Issuing Entity, the Registrant, the Indenture Trustee and Wachovia Bank, as Administrator.**

Exhibit 99.3	Receivables Purchase Agreement, dated as of June 1, 2007, between the Registrant, as Purchaser and Wachovia Dealer Services, as Seller.**

*	Incorporated by reference to Exhibit 3.2 to WDS Receivables LLC Registration Statement on Form S-3 filed on October 17, 2006 (File No. 333-138043).

**	Incorporated by reference from the Form 8-K of the Registrant and the Issuing Entity filed on June 28, 2007 (File No. 333-138043-02).
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH INSTRUCTION J(2) TO FORM 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
Not Applicable
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except of Certain Derivative Instruments (Information Regarding Significant Enhancement Providers).
Not Applicable

Item 1115(b) of Regulation AB. Certain Derivative Instruments (Financial Information).
Not Applicable
Item 1117 of Regulation AB. Legal Proceedings.
No legal proceedings are pending against the Sponsor, Depositor, Trustee, Issuing Entity or Servicer that would be material to the security holders of the Notes or Certificates.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 31.1	Certificate of the Senior Officer in Charge of the Servicing Function of the Servicer pursuant to Rule 15d.14(d).

Exhibit 33.1	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Wachovia Bank, National Association.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Wachovia Bank, National Association.

Exhibit 34.1	Report of Independent Registered Public Accounting Firm.

Exhibit 34.2	Report of Independent Registered Public Accounting Firm.
Item 1123 of Regulation AB. Servicer Compliance Statement
The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Annual Servicer Compliance Statement for the year ended December 31, 2007 of Wachovia Bank, National Association.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
Dated: March 28, 2008

Wachovia Auto Owner Trust 2007-A By: Wachovia Bank, National Association, as Servicer
By:	/s/ Bridget Nelson
	Name:	Bridget Nelson
	Title:	Senior Vice President (senior officer in charge of the servicing function)

EXHIBIT INDEX

3.1	Operating Agreement of WDS Receivables LLC entered into on February 27, 2006.*

4.1	Indenture, dated as of June 1, 2007, between Wachovia Auto Owner Trust 2007-A (the “Issuing Entity”) and U.S. Bank National Association (the “Indenture Trustee”).**

4.2	Amended and Restated Trust Agreement, dated as of June 1, 2007, between WDS Receivables LLC (the “Registrant”) and Wilmington Trust Company, as Owner Trustee.**

31.1	Certificate of the Senior Officer in Charge of the Servicing Function of the Servicer pursuant to Rule 15d.14(d).

33.1	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Wachovia Bank, National Association.

33.2	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Wachovia Bank, National Association.

34.1	Report of Independent Registered Public Accounting Firm.

34.2	Report of Independent Registered Public Accounting Firm.

35.1	Annual Servicer Compliance Statement for the year ended December 31, 2007 of Wachovia Bank, National Association.

99.1	Sale and Servicing Agreement, dated as of June 1, 2007, among the Issuing Entity, the Registrant, the Indenture Trustee and Wachovia Bank, National Association, as Master Servicer.**

99.2	Administration Agreement, dated as of June 1, 2007, among the Issuing Entity, the Registrant, the Indenture Trustee and Wachovia Bank, as Administrator.**

99.3	Receivables Purchase Agreement, dated as of June 1, 2007, between the Registrant, as Purchaser and Wachovia Dealer Services, as Seller.**

*	Incorporated by reference to Exhibit 3.2 to WDS Receivables LLC Registration Statement on Form S-3 filed on October 17, 2006 (File No. 333-138043).

**	Incorporated by reference to the corresponding exhibit from the Form 8-K of the Registrant and the Issuing Entity filed on June 28, 2007 (File No. 333-138043-02).